Form 10QSB
period 1999-09-30
ASSOCIATED GOLF MANAGEMENT INC
filed 1999-11-19
CIK 1090553

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the period ended September 30, 1999

                         Commission file number 0-26997

                        ASSOCIATED GOLF MANAGEMENT, INC.
                 (Name of Small Business Issuer in Its Charter)

                 Nevada                             84-1351409
       (State of Incorporation)           (IRS Employer Identification No.)

           11007 NORTH 56TH STREET SUITE 204 TEMPLE TERRACE, FL 33617
                    (Address of Principal Executive Offices)

                                  (813)988-7775
                            Issuer's Telephone Number


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,536,009 shares of Common Stock ($.001 par value) as of November 16, 1999.


           Transitional small business disclosure format: Yes [ ] No [X]

                        ASSOCIATED GOLF MANAGEMENT, INC.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 1999


                                Table of Contents

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

                  Consolidated Statements of Losses:
                  Three Months Ended September 30, 1999 and 1998;
                  Nine Months Ended September 30, 1999 and 1998

                  Consolidated Balance Sheets:
                  September 30, 1999 and December 31, 1998

                  Consolidated Statements of Cash Flows:
                  Nine months ended September 30, 1999 and 1998

                  Notes to Consolidated Financial Statements:
                  September 30, 1999

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings.

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities.

         Item 4.  Submission of Matters to a Vote of Security Holders.

         Item 5.  Other Information.

         Item 6.  Exhibits and Reports on Form 8-K.

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited).


                        ASSOCIATED GOLF MANAGEMENT, INC.
                        CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                                         Three Months Ended               Nine Months Ended
                                                           September 30,                     September 30,
                                                       1999            1998            1999             1998
                                                       ----            ----            ----             ----
REVENUES:
         Dues                                        $ 14,150        $ 14,453         $ 72,250       $ 105,516
         Tournament Fees                              228,936          81,518          309,136         230,018
         Sponsorship and tournament revenue            23,000          74,029          255,395         230,595
                                                    ---------       ---------        ---------       ---------
                                                      266,086         170,000          636,781         566,129
EXPENSES:
         Tournaments                                  396,557          69,632          589,066         707,581
         Selling, General & Administrative            400,643         762,033          825,301         950,493
         Depreciation & Amortization                        -           2,079            7,204           6,240
         Interest                                       5,500           5,500           16,500           5,500
                                                    ---------       ---------        ---------       ---------
                                                     802,700          839,244        1,438,071       1,669,814
                                                    ---------       ---------        ---------       ---------

Loss Before Income                                  (536,614)       (669,244)        (801,290)     (1,103,685)
Income Tax Expense                                          -               -                -               -
                                                    ---------       ---------        ---------       ---------

NET LOSS                                            (536,614)       (669,244)        (801,290)     (1,103,685)

Loss per common share (basic and assuming dilution)  $ (0.07)        $ (0.25)         $ (0.11)        $ (0.42)

Weighted average common shares outstanding          8,034,537       2,683,228        7,318,841       2,655,779

        The accompanying notes are an integral part of these statements.

                        ASSOCIATED GOLF MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       September 30,     December 31,
                                                                           1999              1998
                                                                       ---------          ---------
ASSETS

Current Assets:
         Cash and equivalents                                            $     -          $ 402,000
         Inventory, at cost                                                    -                  -
                                                                       ---------          ---------
                  Total current assets                                         -            402,000

Property, machinery and equipment, at cost                                17,740             24,672

Other assets:
         Note receivable and other                                       640,000                272
                                                                       ---------          ---------

                                                                       $ 657,740          $ 426,944
                                                                       =========          =========

LAIBILITIES & DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
         Cash disbursed in excess of available balances                $   3,227            $     -
         Current maturities of long term debt                            407,600            200,000
         Accounts payable and accrued liabilities                        962,005          1,634,912
                                                                      ----------         ----------

                  Total current liabilities                            1,372,832          1,834,912

Deficiency in Stockholders' Equity:
         Preferred stock par value, $.001 per share;
             10,000,000 shares authorized; none issued                         -                  -
         Common stock, par value, $.001 per share;
             15,000,000 shares authorized; 6,683,557 issued at
               December 31, 1998; 8,776,059 issued at
               September 30, 1999                                          8,776              6,684

Additional paid in capital                                             5,429,442          3,937,368
Accumulated deficit                                                   (6,153,310)        (5,352,020)
                                                                      ----------         ----------
                                                                       (715,092)        (1,407,968)
                                                                      ----------         ----------
                                                                       $ 657,740          $ 426,944
                                                                       =========          =========


        The accompanying notes are an integral part of these statements.

                        ASSOCIATED GOLF MANAGEMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months Ended September 30,
                                                                   1999                1998
                                                                   ----                ----
Increase (Decrease) in cash and equivalents:
Cash flows from operating activities
         Net Loss                                              $  (801,290)      $ (1,103,685)

Adjustments to reconcile net loss to net cash provided by
   operating activities:
         Depreciation                                                7,204              6,240
         Changes in accounts payable and accrued liabilities      (672,908)           781,744
         Common stock issued for services rendered                 384,167                  -
         Common stock issued in exchange for debts                 500,000                  -
         Other assets                                              (30,000)                 -
                                                                ----------           --------

Net cash used in operating activities                             (612,827)          (315,701)

Cash flows provided (used) in financing activities:
         Proceeds from issuance of notes payable                   207,600            200,855
         Proceeds from issuance of common stock                          -             70,546
                                                                ----------           --------
Net cash provided by financing activities                          207,600            271,401

Net decrease in cash                                              (405,227)           (44,300)
Cash at beginning of period                                        402,000             44,810
                                                                ----------           --------
Cash at end of period                                           $   (3,227)          $    510
                                                                ==========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest                                 -                  -

SUPPLEMENTAL DISCLOSURE OF NONCASH FLOW TRANSACTIONS

Common stock issued in exchange for services                     $ 384,167                  -
Common stock issued in exchange for debts                        $ 500,000                  -
Common stock issued in exchange for capital asset                $ 610,000                  -

        The accompanying notes are an integral part of these statements.

                        ASSOCIATED GOLF MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1998 annual report included in SEC Form 10-SB.


Amounts for the nine months ended September 30, 1998 have been reclassified to conform with the September 30, 1999 presentation.

Consolidated Statements

The consolidated financial statements include the accounts of the Company (formerly Fairway Enterprises, Inc.) and its wholly owned subsidiary, The National Senior Tour, Inc. Significant intercompany transactions have been eliminated in consolidation.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         Nine Months Ended September 30, 1999 and 1998


The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

 Results of Operations

The Company's revenues increased by $70,652 to $ $636,781 for the nine months ended September 30, 1999, from $ 566,129 during the same period in 1998. The increase in revenues is a result of a $79,118 increase in tournament fee revenue and $24,800 increase in sponsorship income in 1999 as compared to 1998. The increases were due to the Company increasing the number of golf events in 1999 from six (6) in 1998 to seven (7)in 1999 during the same period.

The Company's revenues increased by $96,086 to $266,086 for the third quarter of 1999, from $170,000 during the same period in 1998. The increase in revenues is due to $147,418 increase in tournament fee income. The increase is offset by a $51,029 decrease in sponsorship revenue from $74,029 in 1998 to $23,000 in 1999. In order to promote its golf events and re-establish the Company in the marketplace, Company management decreased the fees charged to sponsors in connection with the golf event and tournament promotion during the three months ended September 30, 1999.

Expenses decreased by 13.8% or $231,743 for the first nine months of 1999 compared to the same period in 1998. Expenses as a percentage of revenues were 225.8% in the first nine months compared to 294.9% for the first nine months of 1998. Cost of operating, promoting and marketing tournaments decreased by $ 118,515 for the first nine months of 1999. This decrease is a result of the Company's management implementing new cost controls over tournament expenditures, such as transportation, entertainment and hospitality costs, in 1999 as compared to 1998. Selling, general and administrative expenses decreased $125,192 or 13.7% from the first nine months of 1998. The decrease is due to the Company eliminating salaried management positions, reducing rental and occupancy costs by moving its corporate offices to less expensive space and implementing a number of other cost reduction procedures. Interest expense increased $11,000 in 1999 as compared to $5,500 interest costs in 1998. The increase is a result of the Company borrowing $200,000 from a Company officer in 1998.

The Company's expenses decreased by 4.3% or $36,444 for the third quarter of 1999 compared to the same period in 1998. Expenses as a percentage of revenues were 301.5% in the current third quarter compared to 493.7% for the prior year third quarter. The costs of operating, promoting and marketing tournament events increased by $326,925 for the third quarter of 1999. This increase is the result of the Company marketing, promoting, and re-establishing its tournament events. Selling, general and administrative expenses decreased by $361,390 for the third quarter of 1999. The decrease is due to the Company eliminating salaried management positions, reducing rental and occupancy costs by moving its corporate offices and implementing a number of other cost reduction procedures.

Liquidity and Capital Resources

The Company's balance sheet at September 30, 1999 reflects a working capital deficit of $1,372,832 as compared to a deficit of $1,432,912 at December 31, 1998. During the first nine months of 1999, the Company's working capital deficiency remained relatively the same.

While the Company has borrowed funds from officers and shareholders to meet its short term working capital needs, additional financing is required in order to implement the Company's business plan and turn around the Company. The Company is seeking financing in the form of equity from private investors in order to provide working capital. There are no assurances the Company will be successful in raising the funds required.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         See Part II, Item 2 of the Company's SEC Form 10-SB for disclosures regarding pending cases.

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ASSOCIATED GOLF MANAGEMENT, INC.
                                                        Registrant


          November 19, 1999                   By:   /s/ Eddie Pearce
          -----------------                      ------------------------
                Date                                   Eddie Pearce
                                                          President